Form 10KSB
period 2003-12-31
BAINBRIDGE BANCSHARES INC
filed 2004-04-13
CIK 1266525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 333-110127

BAINBRIDGE BANCSHARES, INC.

Incorporated under the laws of the State of Georgia

(I.R.S. Employer Identification No. 20-0057499)

208 South Russ Street

Bainbridge, Georgia 39817

Telephone: (229) 246-3131

Securities registered under Section 12(b) of the Securities Exchange Act: None

Securities registered under Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.  ☑

Revenue for the fiscal year ended December 31, 2003: $0

As of April 9, 2004, 378,000 shares of the common equity of the Registrant were held by nonaffiliates. For purposes of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

As of April 9, 2004, 646,415 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes  ☐     No  ☑

Special Financial Report:

Pursuant to Rule 15d-2, this Report contains only the financial statements of the Registrant for its fiscal year ended December 31, 2003.

CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS, LLC

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

Bainbridge Bancshares, Inc.

Bainbridge, Georgia

We have audited the accompanying balance sheet of Bainbridge Bancshares, Inc., a development stage company, as of December 31, 2003, and the related statements of loss and accumulated deficit, stockholders’ deficit and cash flows for the period from June 25, 2003, date of inception, to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bainbridge Bancshares, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the period from June 25, 2003, date of inception, to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia

April 8, 2004

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2003

ASSETS
Cash in banks	$12,437
Property and equipment (Note 2)	571,635
Deferred stock offering costs (Note 1)	34,004

$618,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Due to Organizers (Note 3)	$220,000
Note payable to bank (Note 4)	530,000
Other liabilities	7,990

Total liabilities	757,990

COMMITMENTS (Notes 2 and 6)

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 10,000,000 shares authorized; 100 shares issued and outstanding	—
Paid-in capital	6,900
Deficit accumulated during the development stage	(146,814)

Total stockholders’ deficit	(139,914)

$618,076

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT

PERIOD FROM JUNE 25, 2003, DATE OF INCEPTION,

TO DECEMBER 31, 2003

Income	$—

Expenses
Management salaries and benefits	44,233
Organization costs	80,000
Interest	5,900
Rental expense	2,100
Office expense	7,107
Other miscellaneous expenses	7,474

Net loss for the period and accumulated deficit	$146,814

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM JUNE 25, 2003, DATE OF INCEPTION,

TO DECEMBER 31, 2003

	Common Stock Shares	Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issue of common stock, no par value	100	$1,000	$—	$1,000
Imputed interest on advances from Organizers credited to capital surplus	—	5,900	—	5,900
Net loss for the period from June 25, 2003, date of inception, to December 31, 2003	—	—	(146,814)	(146,814)

Balance, December 31, 2003	100	$6,900	$(146,814)	$(139,914)

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

PERIOD FROM JUNE 25, 2003, DATE OF INCEPTION,

TO DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on advances from Organizers	5,900
Increase in accrued liabilities	7,990

Net cash used in operating activities	(132,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property	(571,635)

Net cash used in investing activities	(571,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances by Organizers	220,000
Proceeds from note payable	530,000
Proceeds from issuance of common stock	1,000
Stock offering costs	(34,004)

Net cash provided by financing activities	716,996

Net increase in cash	12,437

Cash at beginning of period	—

Cash at end of period	$12,437

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Bainbridge Bancshares, Inc. (“Bainbridge Bancshares”) was incorporated on June 25, 2003 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of First National Bank of Decatur County (the “Bank”), an association to be organized under the laws of the United States, which will conduct a general banking business in Bainbridge, Georgia. The Organizers filed an application with the Office of the Comptroller of the Currency (“the OCC”) to charter the proposed bank. Bainbridge Bancshares filed an application to become a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “DBF”). In March 2004, Bainbridge Bancshares obtained regulatory approval to become a registered bank holding company subject to regulation by the Federal Reserve and the DBF. In April 2004, the Bank was chartered as a national bank subject to regulations by the OCC.

Activities since inception have consisted of the Organizers of Bainbridge Bancshares and the Bank engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Stock Offering Costs

Stock offering costs incurred through December 31, 2003 represent fees paid to attorneys and consultants. We expect additional stock offering costs will be incurred. Such costs will be charged to additional paid-in capital upon completion of the stock offering.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Income Taxes

Bainbridge Bancshares will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the preopening period.

Fiscal Year

Bainbridge Bancshares has adopted a calendar year for both financial reporting and tax reporting purposes.

NOTE 2.	PROPERTY AND EQUIPMENT

Bainbridge Bancshares purchased a proposed site for the location of the Bank for $527,213. Management estimates that the cost of construction of a bank building will be approximately $1,050,000 and that the total cost for the purchase of the site, construction of the building, purchase of furniture, fixtures and equipment will be approximately $1,850,000. The purchase of the property was financed by a construction loan. See Note 4 of Notes to Financial Statements.

Following is a summary of property and equipment:

Land	$527,213
Building	33,095
Equipment	11,327

$571,635

NOTES TO FINANCIAL STATEMENTS

NOTE 3.	DUE TO ORGANIZERS

The Organizers have advanced $220,000 to Bainbridge Bancshares to pay for organizational expenses and other expenditures. The advances are noninterest bearing. The advances will be repaid without interest from the proceeds of the offering to the extent such repayment is allowed by the OCC and other regulatory authorities. To the extent that repayment is not allowed by regulatory authorities, such advances, if any, will be considered as contributed capital.

Interest on advances from Organizers has been imputed at the prime rate (currently 4.00%), at which rate Bainbridge Bancshares has obtained a commitment from a financial institution under a line of credit. See Note 5 of Notes to Financial Statements.

NOTE 4.	NOTE PAYABLE TO BANK

Note payable to bank represents the amount of $530,000 advanced on a loan commitment from Thomasville National Bank in the total amount of $575,000. The note is secured by a first mortgage on land and the guaranty of certain Organizers. The note is due on October 7, 2004 with interest payable at maturity at a variable prime rate. The prime interest rate as of December 31, 2003 was 4%.

NOTE 5.	LINE OF CREDIT COMMITMENT

Bainbridge Bancshares has obtained a commitment for a line of credit from Thomasville National Bank for $350,000 with interest payable at the prime rate. Proceeds from the loan will be used for organizational and preopening expenses. The loan will be due in one year from the date of advance with interest payable at maturity. Interest will be computed on the variable prime interest rate. The effective prime rate of interest was 4.00% at December 31, 2003. The line of credit is guaranteed by certain Organizers of Bainbridge Bancshares. As of December 31, 2003, no advances had been received under the line of credit.

NOTES TO FINANCIAL STATEMENTS

NOTE 6.	EMPLOYMENT AGREEMENT

On May 1, 2003, Bainbridge Bancshares and the Bank entered into an agreement with Tracy Dixon for the employment of Mr. Dixon as President and Chief Executive Officer of the Bank. Under the terms of the employment agreement, Mr. Dixon will assist Bainbridge Bancshares with the organization of the Bank and will receive, in lieu of the salary provisions, $50 per hour for services rendered to the Bank and Bainbridge Bancshares plus reimbursement for out-of-pocket expenses from May 1, 2003 through such time as the Bank opens for business. Upon opening of the Bank for business, Mr. Dixon will receive a base salary of $100,000 per year for three years following the opening of the Bank. In addition to the base salary, beginning on the second anniversary of the Bank, Mr. Dixon shall be eligible to receive performance bonuses as determined by the discretion of the Board of Directors of the Bank and other contingencies specified in the agreement. Under terms of the agreement, the base salary of Mr. Dixon may be increased at the discretion of the Board of Directors of the Bank.

As additional compensation, Mr. Dixon shall be provided with health, hospitalization, disability and term life insurance, and participation in the Bank’s incentive compensation plan in the event such a plan is adopted by the Board of Directors of the Bank. Mr. Dixon shall also be granted non-qualified options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $10 per share pursuant to the Company’s Incentive Stock Option Plan, as soon as practicable after the Bank commences business. One-third of such options shall vest beginning on the date the Bank commences business; one-third shall vest on the first anniversary of the Bank’s opening for business and one-third shall vest on the Bank’s second anniversary. All options shall be exercisable for a period of 10 years from the date of grant.

NOTE 7.	COMMON STOCK OFFERING

Bainbridge Bancshares filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 510,000 shares and a maximum of 650,000 shares of Bainbridge Bancshares’ no par value common stock at a price of $10 per share. The Registration Statement became effective on January 13, 2004. The maximum number of shares were sold, of which 646,415 shares have been fully paid and the remaining 3,585 shares have been subscribed. The Organizers purchased a total of 374,500 shares.

NOTES TO FINANCIAL STATEMENTS

NOTE 7.	COMMON STOCK OFFERING (Continued)

In recognition of the efforts made and financial risks undertaken by the Organizers in organizing Bainbridge Bancshares and the Bank, the Organizers will be issued warrants to purchase additional shares of common stock at a ratio of one warrant for every three shares of common stock purchased in the Offering at an exercise price of $10 per share, up to a maximum for all organizers of 131,500 shares subject to warrants if the maximum number of shares is sold. The warrants will become exercisable in equal amounts beginning on the date the Bank opens for business and on each of the two succeeding anniversaries of that date. The warrants are exercisable for the period of ten years beginning on the date the Bank opens for business.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bainbridge, State of Georgia, on the 12th day on April, 2004.

BAINBRIDGE BANCSHARES, INC.

By:	/s/ Tracy A. Dixon

Tracy A. Dixon President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tracy A. Dixon Tracy A. Dixon	President, Chief Executive Officer and Director (principal executive officer)	April 12, 2004

/s/ Donna H. Kelley Donna H. Kelley	Chief Financial Officer (principal financial and accounting officer)	April 12, 2004

William H. Allen	Director

/s/ Donald Barber Donald Barber	Director	April 12, 2004

Stanley Brock	Director

/s/ Winston Brock Winston Brock	Director	April 12, 2004

Mark H. Burkett	Director

/s/ Greg Calhoun Greg Calhoun	Director	April 12, 2004

Ronnie Cox	Director

[Signatures Continued on Following Page]

Signature	Title	Date

/s/ Vance Custer Vance Custer	Director	April 12, 2004

/s/ John A. Dowdy John A. Dowdy	Director	April 12, 2004

Charlie Keaton	Director

Don Kirksey	Director

Joe Livingston	Director

/s/ Carroll Middleton Carroll Middleton	Director	April 12, 2004

/s/ Roger Mills Roger Mills	Director	April 12, 2004

Jack H. Mills	Director

/s/ E. Dewey Robinson E. Dewey Robinson	Director	April 12, 2004

Terril Scott	Director

Ralph Smith	Director

/s/ Tim Smith Tim Smith	Director	April 12, 2004

/s/ Charles Whittaker Charles Whittaker	Director	April 12, 2004

/s/ Butch Yarbrough Butch Yarbrough	Director	April 12, 2004