Form 10QSB
period 2004-03-31
BAINBRIDGE BANCSHARES INC
filed 2004-05-17
CIK 1266525

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to

COMMISSION FILE NUMBER: 333-110127

BAINBRIDGE BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	20-0057499
(State of Incorporation)	(I.R.S. Employer Identification No.)

208 SOUTH RUSS STREET

BAINBRIDGE, GEORGIA 39817

(Address of principal executive offices)

(229) 246-3131

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, as of April 9, 2004: 646,415; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

BAINBRIDGE BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2004

(Unaudited)

ASSETS

Cash in banks	$1,142,475
Funds held for capitalization of subsidiary bank	5,000,000
Due from subsidiary bank	762,553

Total Assets	$6,905,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Due to Organizers	$220,000
Note payable to bank	530,000
Other liabilities	14,841

Total liabilities	764,841

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 10,000,000 shares authorized; 646,415 shares issued and outstanding; 3,585 shares subscribed	—
Paid-in capital	6,423,886
Deficit accumulated during the development stage	(283,699)

Total stockholders’ deficit	6,140,187

$6,905,028

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

Interest income	$4,888

Expense
Management salaries and benefits	87,591
Interest	2,502
Legal and professional	964
Office expense	11,163
Rental expense	700
Repairs and supplies	5,865
Education and training	4,800
Taxes and licenses	20,578
Travel and entertainment	4,234
Utilities	723
Other miscellaneous expenses	2,653

Total expense	141,773

Net loss for the three months ended March 31, 2004	(136,885)

Accumulated deficit at December 31, 2003	(146,814)

Accumulated deficit for period from June 25, 2003, date of inception, to March 31, 2004	$(283,699)

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,885)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accrued liabilities	6,851

Net cash used in operating activities	(130,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds held for capitalization of subsidiary bank	(5,000,000)
Increase in advances to subsidiary bank	(190,918)

Net cash used in investing activities	(5,190,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,463,150
Increase in stock offering costs	(12,160)

Net cash provided by financing activities	6,450,990

Net increase in cash	1,130,038

Cash at beginning of period	12,437

Cash at end of period	$1,142,475

See Notes to Financial Statements.

BAINBRIDGE BANCSHARES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Bainbridge Bancshares, Inc. (the “Company”) was incorporated on June 25, 2003 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of First National Bank of Decatur County (the “Bank”), an association to be organized under the laws of the United States to conduct a general banking business in Bainbridge, Georgia. The organizers of the Company filed an application with the Office of the Comptroller of the Currency (the “OCC”) to charter the proposed bank. The Company filed an application to become a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “DBF”). In March 2004, the Company obtained regulatory approval to become a registered bank holding company subject to regulation by the Federal Reserve and the DBF. In April 2004, the Bank was chartered as a national bank subject to regulation by the OCC.

Activities since inception have consisted of the organizers of the Company and the Bank engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial statements have been included.

Income Taxes

The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the preopening period.

NOTE 2. DUE FROM SUBSIDIARY BANK

Due from subsidiary bank consists of payments by the Company for property and equipment totaling $762,553, which amount will be reimbursed by the Bank after the Bank commences operations.

NOTE 3. SUBSEQUENT EVENT

In April 2004, the Bank was chartered as a national bank subject to regulation by the OCC. The Bank was capitalized at $5,000,000 and opened for business on April 5, 2004 as a wholly owned subsidiary of the Company. Through its subsidiary Bank, the Company will conduct a general banking business in Bainbridge, Georgia and surrounding counties.

Item 2 Management’s Plan of Operation

Bainbridge Bancshares, Inc. (the “Company”) was incorporated in June 2003 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of First National Bank of Decatur County (the “Bank”), a national banking association to be organized under the laws of the United States to conduct a general banking business in Bainbridge, Georgia. In March 2004, the Company obtained regulatory approval to become a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance. In April 2004, the Bank was chartered as a national bank subject to regulation by the Office of the Comptroller of the Currency and commenced operations.

The Company initially funded its start-up and organization costs through advances from the organizers in the amount of $220,000 from their own personal funds. The Company subsequently obtained a line of credit in the amount of $350,000 from Thomasville National Bank, which is personally guaranteed by twelve of the Company’s organizers. The Company obtained further financing through its initial public offering, completed on April 25, 2004, in which the Company sold and issued 650,000 shares of its no par value common stock. Proceeds from the stock offering amounted to approximately $6,453,836, net of selling expenses.

The Company believes that the minimum proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective initial years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceedings of the offering.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Report on Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2004 there were no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding).

Item 2. Changes in Securities and Company Purchases of Equity Securities

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the first quarter of 2004 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the first quarter of 2004.

Use Of Proceeds From Sales Of Registered Securities

On January 13, 2004, the Company commenced an initial public offering (the “Offering”) of its common stock, no par value per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the “Registration

Statement,” registration number 333-110127). The Registration Statement, which registered the sale of 650,000 shares of the Company’s common stock, was declared effective by the Securities and Exchange Commission on January 13, 2004. The offering terminated on April 25, 2004 after the Company had sold 650,000 shares of the common stock registered under the Registration Statement. Each share of the common stock was sold at a price to the public of $10.00 per share for an aggregate offering price of $6.5 million.

As set forth in the table below, the Company paid expenses in the aggregate of $46,164 in connection with the Offering. None of the amounts shown were paid directly or indirectly to any director, officer or general partner of the Company, or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

SEC registration fee	$592
Blue sky qualification fees and expenses	500
Printing and mailing expenses	14,284
Legal fees and expenses	26,695
Accounting fees and expenses	4,093

Total	$46,164

After deducting the offering expenses described above, net proceeds to the Company from the offering were approximately $6,453,836. Of this amount, the Company used $5,000,000 to purchase 100% of the issued and outstanding capital stock of the Bank and the remaining $1,453,836 will be used to repay expenses incurred in the organization of the Company as well as for general working capital. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of the Company.

Item 3. Defaults Upon Senior Securities

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the first quarter of 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report or incorporated herein by reference:

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form SB-2 previously filed with the SEC on October 31, 2003 and incorporated herein by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Form SB-2 previously filed with the SEC on October 31, 2003 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAINBRIDGE BANCSHARES, INC.

Date: May 17, 2004	By:	/s/ Tracy A. Dixon
Tracy A. Dixon, President and Chief
Executive Officer
(principal executive officer)

Date: May 17, 2004	By:	/s/ Donna H. Kelley
Donna H. Kelley, Chief Financial Officer
(principal financial and accounting officer)