Form 10QSB
period 2004-06-30
BAINBRIDGE BANCSHARES INC
filed 2004-08-16
CIK 1266525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934

For the transition period from              to

Commission File Number: 333-110127

Bainbridge Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	20-0057499
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

208 S. Russ St., Bainbridge, GA 39817

(Address of principal executive offices)

(229) 246-3131

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2004: 650,000 shares of common stock, no par value per share

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I. Financial Information

Item 1. Financial Statements.

Bainbridge Bancshares, Inc.

Consolidated Balance Sheet (unaudited)

June 30, 2004

Assets
Cash and due from banks	$850,699
Federal funds sold	2,130,000
Restricted securities	150,500
Securities available for sale, at fair value	1,450,052
Loans	12,759,292
Less allowance for loan losses	(128,000)

Loans, net	12,631,292
Premises and equipment, net	942,568
Other assets	146,689

$18,301,800

Liabilities and Shareholders’ Equity
Deposits
Noninterest bearing demand	$2,734,888
Interest bearing demand and savings	8,027,096
Time deposits	1,575,781

Total deposits	12,337,765

Other liabilities	18,074

Total Liabilities	$12,355,839

Shareholders’ Equity
Preferred Stock, no par value, 1,000,000 shares authorized; none issued	$—
Common Stock, no par value, 10,000,000 shares authorized; 650,000 shares issued and outstanding	—
Paid-in capital	6,459,736
Accumulated deficit	(512,484)

Unrealized gain(loss) on securities	(1,291)

Total shareholders’ equity	5,945,961

$18,301,800

See Notes to Financial Statements

Bainbridge Bancshares, Inc.

Consolidated Statement of Operations (unaudited)

Three and six months ended June 30, 2004

	Three months	Six Months
Interest Income
Interest and fees on loans	$149,021	$149,021
Interest on investment securities	4,168	4,168
Interest on Federal funds sold	10,680	15,568

	163,869	168,757
Interest Expense
Interest on deposits	25,459	25,459
Interest on other borrowed funds	10,189	13,691

	36,648	39,150

Net interest income	127,221	129,607
Provision for loan losses	128,000	128,000

Net interest income (expense) after provision for loan losses	(779)	1,607

Other income
Service charges on deposit accounts	7,242	7,242
Other fees and income	3,258	3,258

	10,500	10,500

Other Expenses
Salaries & employee benefits	136,478	224,069
Organization costs	—	—
Premises and fixed assets	58,242	58,242
Data processing fees	6,200	6,200
Other expenses	37,586	89,266

	238,506	377,777

Net Loss for the period	(228,785)	(365,670)
Other comprehensive loss:	(1,291)	(1,291)

Comprehensive loss	(230,076)	(366,961)

Net loss per share	$(0.36)	$(0.57)

See Notes to Financial Statements

Bainbridge Bancshares, Inc.

Consolidated Statement of Cash Flows (unaudited)

Six months ended June 30, 2004

Cash Flows from operating activities:
Net Loss	$(365,670)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	15,845
Provision for loan losses	128,000
Net change in other assets and accrued liabilities	102,601

Net cash used in operating activities	(324,426)

Cash Flows from Investing Activities:
Purchase of investment securities	(1,601,843)
(Increase) in loans	(12,759,292)
(Increase) in Federal funds sold	(2,130,000)
Purchase of fixed assets	(386,778)

Net cash used in Investing activities	(16,877,913)

Cash Flows from Financing Activities:
Increase in deposits	12,337,765
Payment on line of credit	(530,000)
Payment of advances from organizers	(220,000)
Proceeds from sale of common stock, net of stock offering cost	6,452,836

Net cash provided by financing activities	18,040,601

Net increase in cash	838,262
Cash at beginning of period	12,437

Cash at end of period	$850,699

See Notes to Financial Statements

Bainbridge Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Bainbridge Bancshares, Inc. (the “Company”) was incorporated on June 25, 2003 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of First National Bank of Decatur County (the “Bank”), an association organized under the laws of the United States, which conducts a general banking business in Bainbridge, Georgia. In March 2004, the Company obtained regulatory approval to become a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance. In April 2004, the Bank was chartered as a national bank subject to regulations by the Office of the Comptroller of the Currency.

Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles. The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of the operating losses.

Item 2. Management’s Plan of Operation

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

The Company initially funded its start-up and organization costs through advances from the organizers in the amount of $220,000 from their own personal funds. The Company subsequently obtained a line of credit in the amount of $350,000 from Thomasville National Bank, which was personally guaranteed by twelve of the Company’s organizers. The Company obtained further financing through its initial public offering, completed on April 25, 2004, in which the Company sold and issued 650,000 shares of its no par value common stock. Proceeds from the stock offering amounted to approximately $6,453,836, net of selling expenses.

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

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Report on Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2004 there were no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report or incorporated herein by reference:

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form SB-2 previously filed with the SEC on October 31, 2003 and incorporated herein by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Form SB-2 previously filed with the SEC on October 31, 2003 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAINBRIDGE BANCSHARES, INC.

Date: August 13, 2004	By:	/s/ Tracy A. Dixon
Tracy A. Dixon, President and Chief
Executive Officer
(principal executive officer)

Date: August 13, 2004	By:	/s/ Donna H. Kelley
Donna H. Kelley, Chief Financial Officer
(principal financial and accounting officer)