Form 10QSB
period 2004-09-30
BAINBRIDGE BANCSHARES INC
filed 2004-11-15
CIK 1266525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2004: 650,000 shares

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bainbridge Bancshares, Inc.

Consolidated Balance Sheet (unaudited)

September 30, 2004

Assets
Cash and due from banks	$973,904
Federal funds sold	1,290,000
Restricted securities	150,500
Securities available for sale, at fair value	1,755,187
Loans	20,255,402
Less allowance for loan losses	(201,000)

Loans, net	20,054,402
Premises and equipment, net	923,160
Other assets	232,687

$25,379,840

Liabilities and Shareholders’ Equity
Deposits
Noninterest bearing demand	$3,305,380
Interest bearing demand and savings	9,619,446
Time deposits	6,592,800

Total deposits	19,517,626

Other liabilities	38,275

Total Liabilities	$19,555,901

Shareholders’ Equity
Preferred Stock, no par value, 1,000,000 shares authorized; none issued	$—
Common Stock, no par value, 10,000,000 shares authorized; 650,000 shares issued and outstanding
Additional paid-in capital	6,459,736
Accumulated deficit	(640,873)
Unrealized gain(loss) on securities	5,076

Total shareholders’ equity	5,823,939

$25,379,840

See Notes to Financial Statements

Bainbridge Bancshares, Inc.

Consolidated Statement of Loss and Comprehensive Loss

(Unaudited)

Three and Nine months ended September 30, 2004

	Three months	Nine Months
Interest Income
Interest and fees on loans	$279,580	$428,601
Interest on investment securities	18,435	22,603
Interest on Federal funds sold	5,072	20,640

	303,087	471,844

Interest Expense
Interest on deposits	55,579	81,038
Interest on other borrowed funds	—	13,691

	55,579	94,729

Net interest income	247,508	377,115
Provision for loan losses	73,000	201,000

Net interest income (expense) after provision for loan losses	174,508	176,115

Other income
Service charges on deposit accounts	25,482	32,724
Other fees and income	1,735	4,993

	27,217	37,717

Other Expenses
Salaries & employee benefits	134,844	358,913
Organization costs	—	—
Premises and fixed assets	43,655	101,897
Data processing fees	9,300	15,500
Other expenses	142,315	231,581

	330,114	707,891

Net loss for the period	(128,389)	(494,059)

Other comprehensive income:
Unrealized gains on securities available for sale, net of deferred tax of $3,280 & $2,615	6,367	5,076

Comprehensive loss	(122,022)	(488,983)

Net loss per share	$(0.20)	$(0.76)

See Notes to Financial Statements

Bainbridge Bancshares, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine months ended September 30, 2004

Cash Flows from operating activities:
Net Loss	$(494,059)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	36,784
Provision for loan losses	201,000
Net change in other assets and accrued liabilities	(168,398)

Net cash used in operating activities	(424,673)

Cash Flows from Investing Activities:
Purchase of investment securities	(1,900,611)
(Increase) in loans	(20,255,402)
(Increase) in Federal funds sold	(1,290,000)
Purchase of fixed assets	(388,309)

Net cash used in Investing activities	(23,834,322)

Cash Flows from Financing Activities:
Increase in deposits	19,517,626
Payment on line of credit	(530,000)
Payment of advances from organizers	(220,000)
Proceeds from sale of common stock, net of stock offering cost	6,452,836

Net cash provided by financing activities	25,220,462

Net increase in cash	961,467
Cash at beginning of period	12,437

Cash at end of period	$973,904

See notes to Financial Statements

Bainbridge Bancshares, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Bainbridge Bancshares, Inc. (the “Company”) was incorporated on June 25,2003 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of First National Bank of Decatur County (the “Bank”), an association organized under the laws of the United States, which conducts a general banking business in Bainbridge, Georgia. In March 2004, the Company obtained regulatory approval to become a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance. In April 2004, the Bank was chartered as a national bank subject to regulations by the Office of the Comptroller of the Currency and commenced banking operations.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred income taxes.

Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of the operation losses incurred during the preopening period.

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

The Company believes that the proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective initial years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceedings of the offering.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Report on Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2004 there were no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

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

BAINBRIDGE BANCSHARES, INC.

November 15, 2004	/s/ Tracy A. Dixon
Tracy A. Dixon,
President
(principal executive officer)

November 15, 2004	/s/ Donna H. Kelley
Donna H. Kelley
Chief Financial Officer