Form 10KSB
period 2004-12-31
BAINBRIDGE BANCSHARES INC
filed 2005-03-31
CIK 1266525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 333-110127

BAINBRIDGE BANCSHARES, INC.

A Georgia Corporation

IRS Employer Identification No. 20-0057499

208 South Russ Street

Bainbridge, Georgia 39817

(229) 246-3131

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12(g)

of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenue for the fiscal year ended December 31, 2004: $885,658.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (378,000 shares) on March 11, 2005 was $3,780,000. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

As of March 11, 2005, 650,000 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bainbridge Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Bainbridge Bancshares’ financial performance and could cause actual results for the future to differ materially from those expressed or implied in such forward-looking statements. Bainbridge Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1.	Description of Business

General

Bainbridge Bancshares was incorporated in Georgia in June 2003 to serve as a holding company for First National Bank of Decatur County (the “Bank”), a national banking association then in organization. Bainbridge Bancshares was incorporated as a mechanism to enhance the Bank’s ability to serve its future customers’ requirements for financial services. The holding company structure provides flexibility for expansion of Bainbridge Bancshares’ banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that the Bank’ s growth is such that this minimum ratio is not maintained, Bainbridge Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

For approximately the first ten months following its incorporation, the main activities of Bainbridge Bancshares centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities and premises, hiring and training Bank employees, and conducting an initial public offering of common stock to raise a minimum of $5.1 million to fund the startup of the Bank. Bainbridge Bancshares sold a total of $6.5 million of stock in the offering, the maximum amount offered, and in April 2004, the Bank commenced banking operations. The Bank conducts operations from its temporary facility at 208 South Russ Street in Bainbridge, Georgia. The Bank is presently constructing its permanent office on the same property.

The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, direct deposit and automatic teller services. The Bank plans to begin offering Internet banking services in April 2005.

Deposits

The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within Decatur and surrounding counties, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer and real estate loans. As of December 31, 2004, the Bank had a legal lending limit for unsecured loans of up to approximately $800,000 to any one person. See “Supervision and Regulation.”

While risk of loss in the Bank’s loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank’s real estate portfolio. Of the Bank’s target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

The Bank participates with other banks with respect to loans which exceed the Bank’s lending limits. Management of the Bank does not believe that such loan participations necessarily pose any greater risk of loss than loans which the Bank originates.

The principal economic risk associated with each category of loans that the Bank makes is the borrower’s ability to repay the loan. Borrower creditworthiness is affected by general economic conditions and the strength of the services and retail market segments. Risks associated with real estate loans, both commercial and residential, also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrowers’ management. In addition, a commercial borrower’s ability to both evaluate properly changes in the supply and demand characteristics affecting its markets and to respond effectively to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay includes interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

Lending is directed principally towards individuals and businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank.

The following is a description of each of the major categories of loans anticipated in the Bank’s loan portfolio:

Real Estate Loans

The Bank makes residential real estate loans, commercial real estate loans and construction development loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.

Residential Real Estate. The Bank’s residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. The Bank originates and maintains fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 20 years. All loans are made in accordance with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%. The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The primary risk associated with residential real estate loans is fluctuations in the real estate market. However, residential real estate loans are generally lower risk compared to the other categories of real estate loans due to (i) maintaining a high loan-to-value ratio and (ii) the Bank’s ability to resell the collateral if we are forced to foreclose.

Commercial Real Estate. Commercial real estate loan terms are generally limited to five years or fewer, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. The Bank also charges an origination fee. The Bank attempts to reduce credit risk on its commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 85% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. In addition, commercial real estate loans are generally riskier than residential real estate loans because such commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

Construction and Development Loans. The Bank makes construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 80%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends. As with commercial loans, construction and development loans are generally riskier than residential real estate loans because it may be more difficult to resell the property serving as collateral for the loan to recover loan losses.

Commercial Loans

Loans for commercial purposes in various lines of businesses, including agriculture, are one of the primary components of the Bank’s loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or fewer at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The primary risk for commercial loans is the failure of the business due to economic and financial factors. As a result, the quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness and our decision to make a commercial loan.

Consumer Loans

The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. The primary risk associated with consumer loans is that repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Prior to making a consumer loan, the loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed. While the Bank believes its policies will help minimize losses in the consumer loan category, because of the nature of the collateral, if any, for such loans, it may be more difficult to recover any loan losses.

Asset and Liability Management

It is the Bank’s objective to manage its assets and liabilities to provide a satisfactory, consistent level of profitability. The Bank’s executive officers and the Loan & Asset/Liability Committee of the board of directors of the Bank are responsible for monitoring interest-bearing assets and interest-bearing liabilities to ensure stability of earnings. It is the Bank’s overall philosophy to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix likely is monitored on a daily basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

Market Area and Competition

The primary service area for the Bank is Decatur County. Decatur County is located in the southwestern corner of Georgia on the Flint River, and forms a portion of the border between Georgia and Florida. The county consists of four major communities, Attapulgus, Bainbridge, Brinson and Climax, of which Bainbridge is the largest and serves as the county seat. In addition, Bainbridge is located approximately 40 miles from the growing market of Tallahassee, Florida.

Decatur County represents a diverse market with a stable economy. Manufacturing, health services, small retail service businesses and agriculture are the major industries in the county, with the largest employers in the area being the Decatur County Board of Education, American Fibers and Yarns Co., BP Fabrics and Fibers, Bainbridge Memorial Hospital, Elberta Crate and Box Co. and Shaw Industries, Inc. The Port of Bainbridge, an inland port providing access for ocean-going barges, has helped attract businesses to the area and diversify the local economy. The diversification of the economy has led to a historic unemployment rate for the Decatur County area lower than that experienced nationally, as reported by the Georgia Department of Labor, although household income figures generally trail the national average. Decatur County has also seen stable population growth. According to the 2000 U.S. Census, Decatur County had a population of 28,240, a 10.7% increase over the total population reported in the 1990 Census. However, Decatur County also experienced average income lower than that of the national average. Approximately 12,000 of the total population of Decatur County reside in the Bainbridge area.

Competition in Decatur County is intense, especially considering its relatively small population. The Decatur County market consists of six commercial banks and two credit unions with nine offices and an additional lending office of a banking institution specializing in agricultural lending. There are currently two locally owned and operated banks located in Decatur County, including the Bank.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects the bank’s loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank competes with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers.

The Bank competes with existing area financial institutions other than commercial banks, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the growth of Decatur County, it is anticipated that additional competition will continue from new entrants to the market.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank which, from an economic or practical standpoint, cannot provide that service for itself. The Bank may purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks.

To date, the Bank has entered into correspondent banking relationships with two large financial institutions. As compensation for services provided by a correspondent bank, The Bank may maintain certain balances with such correspondents in non-interest bearing accounts.

Data Processing

The Bank has entered into a data processing servicing agreement with Thomasville National Bank. Under this servicing agreement, the Bank is provided with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending, data processing, and central information filing.

Employees

As of March 15, 2005, the Bank employed ten persons on a full-time basis, including four officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. All employees of Bainbridge Bancshares are also employed by the Bank, and all of the compensation paid to such employees is paid by the Bank.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Supervision and Regulation

The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to Bainbridge Bancshares. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Bainbridge Bancshares

General. As a bank holding company, Bainbridge Bancshares is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of Bainbridge Bancshares, and supervises Bainbridge Bancshares’ activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Bainbridge Bancshares.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and,

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If Bainbridge Bancshares, which has not obtained qualification as a “financial holding company,” were to do so in the future, Bainbridge Bancshares would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of Bainbridge Bancshares’ banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on Bainbridge Bancshares’ ability to conduct these broader financial activities or, if the deficiencies persisted, require Bainbridge Bancshares to divest the banking subsidiary. In addition, if Bainbridge Bancshares were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), Bainbridge Bancshares would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions with Affiliates. Bainbridge Bancshares and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. Bainbridge Bancshares and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bainbridge Bancshares nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either Bainbridge Bancshares or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Source of Strength. Under Federal Reserve Board policy, Bainbridge Bancshares is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, Bainbridge Bancshares may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also authorizes the OCC to order an assessment of Bainbridge Bancshares if the capital of the Bank were to become impaired. If Bainbridge Bancshares failed to pay the assessment within three months, the OCC could order the sale of Bainbridge Bancshares’ stock in the Bank to cover the deficiency.

Subsidiary Dividends. Bainbridge Bancshares is a legal entity separate and distinct from the Bank. A major portion of Bainbridge Bancshares’ revenues results from amounts paid as dividends to Bainbridge Bancshares by the Bank. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

In addition, Bainbridge Bancshares and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

State Law Restrictions. As a Georgia business corporation, Bainbridge Bancshares may be subject to certain limitations and restrictions under applicable Georgia corporate law. In addition, although the Bank is a national bank and therefore primarily regulated by the OCC, Georgia banking law may restrict certain activities of the Bank.

The Bank

General. The Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareholders of Bainbridge Bancshares or the Bank.

Community Reinvestment Act. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. The federal banking agencies prohibit banks from using their interstate branches primarily for deposit production and have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC, the OCC and the Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC, the OCC and the Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies and banks and bank holding companies seeking to expand, however, are required to maintain leverage ratios of at least 4% to 5%.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, the OCC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Privacy. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

Item 2.	Description of Property

On October 8, 2003, Bainbridge Bancshares acquired 2.3 acres of land located at 819 East Shotwell Street in Bainbridge, Decatur County, Georgia 39819, for a total purchase price of $525,000, on which the Bank’s permanent headquarters are being constructed.

The headquarters building will contain approximately 11,258 square feet of finished space at a cost of approximately $1,420,000.00. The Bank expects to spend approximately an additional $200,000 on furniture, an ATM and security equipment. Initially, the Bank will use only the first floor (6,222 square feet). The new building is expected to be completed no later than October 2005.

The building will contain one vault with safe deposit boxes, an ATM, seven offices, a conference room, five teller stations, four drive-in windows, a record vault and a loan/operations area.

The Bank currently operates from a modular building of approximately 2,100 square feet that is located at 208 South Russ Street in Bainbridge, Decatur County, Georgia 39817. The temporary building has four offices, three teller stations, one drive-in window, an ATM and an operations area. It is located adjacent to the headquarters building that is under construction.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which Bainbridge Bancshares or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to Bainbridge Bancshares to be contemplated by any governmental authority; nor are there material proceedings known to Bainbridge Bancshares, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Bainbridge Bancshares, or any associate of any of the foregoing is a party or has an interest adverse to Bainbridge Bancshares or the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2004 to a vote of security holders of Bainbridge Bancshares.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

A.	Market Information

During the period covered by this report and to date, there has been no established public trading market for Bainbridge Bancshares’ common stock.

B.	Holders of Common Stock

As of March 1, 2005, there were 327 holders of record of Bainbridge Bancshares’ common stock.

C.	Dividends

To date, Bainbridge Bancshares has not paid any dividends on its common stock. As Bainbridge Bancshares and the Bank are both start-up enterprises, it is the policy of the Board of Directors of Bainbridge Bancshares to reinvest earnings for such period of time as is necessary to ensure the success of the operations of Bainbridge Bancshares and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of Bainbridge Bancshares.

The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. § 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. § 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank’s net income for the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. § 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

The following financial review and analysis is intended to highlight the significant factors affecting Bainbridge Bancshares’ Consolidated Statements of Condition and Statements of Income

included in this Annual Report. This discussion is designed to provide readers with a more comprehensive review of the operating results and financial position than would be obtained from an examination of the financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis.

Operations for 2004 resulted in a net loss of $ 466,064, or $0.72 per share. A detailed discussion of the components of the net loss is given throughout this discussion.

Net loss as a percentage of total average assets (ROA) and percentage of return on average stockholders’ equity (ROE) was (2.81%) and (13.85%), respectively in 2004.

The Company

Bainbridge Bancshares was incorporated in Georgia in June 2003 to serve as a holding company for First National Bank of Decatur County (the “Bank”), a national banking association then in organization. For approximately the first ten months following its incorporation, the main activities of Bainbridge Bancshares centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities and premises, hiring and training Bank employees, and conducting an initial public offering of common stock to raise a minimum of $5.1 million to fund the startup of the Bank. Bainbridge Bancshares sold a total of $6.5 million of stock in the offering, the maximum amount offered, and in April 2004, the Bank commenced banking operations.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company that are deemed “critical”. Critical accounting policies are defined as policies that are very important to the presentation of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments. The Company’s financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis that assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses. Such agencies may require the bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Considering current information and events regarding a borrower’s ability to repay its obligations, management considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.

Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. The allowance for loan losses for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay.

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The depth, duration and dispersion of any economic recession all have an impact on the credit risk profile of the loan portfolio. Additionally, a rapidly rising interest rate environment that may cause rates to reach double digits could as well have a material impact on certain borrowers’ ability to pay.

Another factor that management has considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. A substantial portion of the loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in the Company’s primary market area. Therefore, the ultimate collectibility of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in the Company’s primary market area.

The Company is closely monitoring certain portions of its loan portfolio that management believes have a higher credit risk profile under the current environment based solely upon their industry classification which includes commercial real estate. Based on current information, the Company has not identified any problem credits included in these categories, except for one $6,000 loan which the Company has classified as substandard.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See Note 9 to the Notes to Consolidated Financial Statements for additional details.

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in the jurisdiction which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

These differences result in deferred tax assets and liabilities that are included in the Company’s consolidated balance sheet.

The Company must also assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. To the extent the Company establishes a valuation allowance or adjust this allowance in a period, the Company must include an expense within the tax provisions in the statement of income.

The Company has recorded on its consolidated balance sheet net deferred tax assets of $3,275, related to the unrealized loss on securities available for sale. All other net deferred tax assets have been offset by recording a valuation allowance due to this being the initial year of operations.

Results of Operations

The following table sets forth information for 2004 (i) the total dollar amount of interest and dividend income of Bainbridge Bancshares from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances were based on average daily balances.

	2004
Yields on Taxable-Equivalent Basis	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
INTEREST-EARNING ASSETS:
Loans (net of unearned income)	$11,345,782	$732,074	6.45%
Securities1
Taxable Securities	1,339,845	40,116	2.99%
Money-Market Assets:
Federal Funds Sold	181,483	27,659	1.27%

Total Interest-Earning Assets	14,867,110	799,849	5.38%

NON-INTEREST-EARNING ASSETS:
Cash and Due From Banks	868,919
Premises and Equipment, Net	669,998
Other Assets	136,795
Less Allowance for Loan Losses	(103,276)

	1,572,436

Total	$16,439,546

LIABILITIES
INTEREST-BEARING LIABILITIES:
Savings and Interest-Bearing Deposits	$6,629,091	99,929	1.51%
Time Deposits	3,014,936	81,202	2.69%
Other Borrowings	183,197	13,694	7.48

Total Interest-Bearing Liabilities	9,827,224	194,825	1.98%

NON-INTEREST-BEARING LIABILITIES:
Demand Deposits	3,391,363
Other Liabilities	19,200
Stockholders’ Equity	3,201,759

Total Non-Interest-Bearing Liabilities and Stockholders’ Equity	6,612,322

Total Liabilities and Stockholders’ Equity	$16,439,546

Net Interest Income		$605,024

Net Interest Margin			4.07%

1	Includes available-for-sale and restricted equity

Net Interest Income

Net interest income, the principal source of earnings, is the difference between the income generated by earning assets and the total interest cost of the funds obtained to carry them.

Net interest income was $605,024 for the year ended December 31, 2004, the initial year of banking operations.

The table below provides yield and rate information related to the Bank’s net interest income for 2004:

Year Ended December 31, 2004
Yield on earning assets	5.38%
Break-even yield	1.31%
Net interest margin	4.07%
Net interest spread	3.40%

The net interest margin of 4.07% in 2004 is primarily a result of beginning banking operations.

Average earning assets during 2004 amounted to $14,869,110. Included in these averages are federal funds sold of $2,181,483, securities of $1,339,845, and loans in the amount of $11,345,782. The relative level and mix of earning assets reflected the effect of beginning banking operations.

Average deposits during 2004 amounted to $14,867,110. Included in these averages are non-interest bearing demand deposits of $3,391,363, interest-bearing savings and interest-bearing demand deposits of $6,629,091 and time deposits of $3,014,936. The relative level and mix of deposits reflected the effect of beginning banking operations.

Provision for Loan Losses

The provision for loan losses is the amount charged to current period earnings. In order to ensure that the provisions maintain the allowance at an adequate level, the Bank considers factors such as watch list trends, the collateral adequacy of loans on the watch list, economic conditions, net charge-offs, and the size of the loan portfolio in determining the current period provision.

The provision for loan losses totaled $250,000 for 2004.

Noninterest Income

Total noninterest income was $85,809 for 2004. Included in noninterest income for 2004 are services charges of $69,996, and other income of $15,813.

Noninterest Expense

Noninterest expense was $906,897 for 2004. Included in noninterest expense at December 31, 2004 are salaries and benefits of $432,159, occupancy and equipment expense of $131,833, data processing expenses $84,648 and other operating expenses of $258,257.

Income Taxes

No federal income tax is due as a result of a net operating loss. Additional information regarding income taxes can be found in Note 9 in the Notes to the Consolidated Financial Statements.

Financial Condition

Loans and Credit Risk Management

A sound credit policy combined with periodic and independent credit reviews are the key factors for Bainbridge Bancshares, Inc.’s credit risk management program. The Bank operates under written loan policies which help maintain a consistent lending function and provide sound credit decisions.

The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31, 2004:

	December 31, 2004
	Amount	% of Total
Commercial, financial and agricultural	$14,406,723	59.2%
Real estate – construction	2,350,319	9.7%
Real estate – mortgage	6,609,917	27.2%
Consumer loans	948,331	3.9%

Total loans	$24,315,290	100.0%

Non-performing assets	$—	—%

The following table reflects the contractual principal repayments by period of the Bank’s loan portfolio at December 31, 2004:

	December 31, 2004
	1 Year or less	1 – 5 years	Over 5 years	Total
Commercial, financial and agricultural	$5,361,018	$8,467,402	$578,303	$14,406,723

Variable rate				$8,724,156

Pre-determined rate				$5,682,567

Credit decisions are based on the borrower’s cash flow position and the value of the underlying collateral, as well as other relevant factors. The Bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken.

Construction loans outstanding at December 31, 2004 totaled $2,350,319. To the extent loans are made to finance construction, those amounts are included in the table above as real estate loans.

A primary measure of loan quality is the percentage of the loan portfolio that moves from an earning category to one of non-performing and thus becomes a burden to earnings performance.

There were no non-performing loans December 31, 2004.

Non-accrual loans are those where management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. In addition to discontinuing the accrual of interest, interest previously recorded in the current period as earned that has not been collected is reversed. There were no non-accrual loans at December 31, 2004. It is the policy of the Bank to place loans on non-accrual status when interest and/or principal payments for such loans become 90 days or more past due. However, there are instances when loans 90 days or more past due continue to accrue interest because management considers that such loans are in the process of collection. The Bank’s non-accrual policy did not have an effect on reducing interest income.

Certain loans are renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the respective borrowers. Once a loan is placed in this category, it remains there until the terms are not more favorable than those of other customers.

The Bank has no foreign credits in its loan portfolio. The intent of management is to deploy its funds in its primary trade area where management is familiar with its customers. This policy of the Bank permits funds obtained locally to be re-channeled into the communities the Bank serves, promoting economic growth.

Although the Bank maintains sound credit policies, certain credits unexpectedly deteriorate and are charged off as a loss. The allowance for possible loan losses is maintained to absorb potential losses, and the management of the Bank views the allowance as a source of financial strength. The allowance is increased by regular provisions which are based on the current level and character of the loan and lease portfolio, historical charge-off experience, watch list trends and national and local economic trends and the evaluation of specific loans. The Bank continues to revise and enhance its credit policies as well as its formal loan review program and is committed to maintaining a low level of non-performing assets.

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses during 2004:

Year Ended December 31, 2004
Balance of allowance for loan losses at beginning of period	$0

Loans charged off	—
Recoveries of loans previously charged off	—
Provision to allowance	250,000

Balance at end of period	$250,000

Ratio of net charge-offs to average loans outstanding	—%

The following table sets forth the allocation of the loan loss allowance by category.

	December 31, 2004
	Amount	% Loans in Each Category
Commercial, Financial and Agricultural	$198,919	33.0%
Real Estate	33,435	60.8
Consumer	17,646	6.2
Other Loans	—	—

Total	$250,000	100.0%

Allowance as a percentage of total loans		1.03%

At December 31, 2004, the Bank had no loans as to which management had serious doubts existed as to collectibility and no loans defined as non-performing.

Securities

Bainbridge Bancshares, Inc.’s goal in managing its securities portfolio is to maximize the long-term total return on invested funds. Securities, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses included in earnings and reported in other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are classified as available for sale and recorded at cost. Securities available for sale include securities that management intends to use as part of its asset-liability strategy and that may be sold in response to changes in interest rates or economic factors. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on securities.

The Bank’s investment securities portfolio at December 31, 2004 consisted of United States government agency obligations and mortgage-backed securities. The following table sets forth the current value of the Bank’s investment portfolio at the December 31, 2004:

December 31, 2004
U. S. Government and Federal Agencies	$958,510
Mortgage-Backed Securities	2,134,748

Total Securities	$3,093,258

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

	December 31, 2004 Securities Available For Sale
	Fair Value	Yield (1)
Maturity:
Due from one year to five years	$958,510	3.54%
Mortgage-backed securities	2,134,748	3.43%

	$3,093,258	3.47%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

The table blow provides a summary of short-term borrowings at December 31, 2004:

Year Ended December 31, 2004
Balance at December 31, 2004	—
Daily Average Amount Outstanding	183,197
Maximum Month-End Balance	720,000
Daily Average Interest Rate	4.35%
Weighted Average Interest Rate on Balance at December 31, 2004	—%

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during 2004:

	Year Ended December 31, 2004
	Amount	Rate
Non-Interest-Bearing Demand Deposits	$3,391,363	—
Savings Deposits and Interest-Bearing Deposits	6,629,091	1.51%
Time Deposits	3,014,936	2.69%

Total	$13,035,390

Jumbo certificates ($100,000 and over) mature as follows:

December 31, 2004
3 Months or Less	$225,000
Over 3 Through 12 Months	3,324,766
Over 12 Months	1,630,671

Total	$5,180,437

Liquidity and Capital Resources

Deposit levels and the associated timing and quantity of funds flowing into and out of a bank inherently involve a degree of uncertainty. In order to ensure that it is capable of meeting depositors’ demands for funds, the Bank must maintain adequate liquidity. Liquid assets consisting primarily of cash and deposits due from other banks, federal funds sold and investment securities maturing within one year provide the source of such funds. Insufficient liquidity may force a bank to engage in emergency measures to secure necessary funding, which could be costly and negatively affect earnings. The Bank monitors its liquidity on a monthly basis and seeks to maintain it at an optimal level.

As of December 31, 2004, the Bank’s liquidity ratio was 16.9%. In addition to the liquid assets described above, the Bank has a reserve funding source in the form of federal funds lines of credit with The Bankers Bank and SunTrust Bank. Management is not aware of any demands, commitments or uncertainties which could materially affect the Bank’s liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities at December 31, 2004 with a market value of $3.09 million in its available-for-sale portfolio which would provide an additional source of liquidity.

Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2004. The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2004:

Bank	December 31, 2004	Minimum Regulatory Requirement
Total risk-based capital ratio	23.14%	10.0%
Tier 1 Capital ratio	22.12%	6.0%
Leverage ratio	18.46%	5.0%

Asset-Liability Management

Changing Interest Rates

Bainbridge Bancshares, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. An important element of asset-liability management is the analysis and examination of the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of demand deposits and interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a positive gap tends to result in a decrease in net interest income, whereas in a rising interest rate environment, an institution with a positive gap could experience the opposite results.

Bainbridge Bancshares continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, Bainbridge Bancshares can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. At December 31, 2004, Bainbridge Bancshares had a positive gap ratio since its interest-bearing assets maturing or repricing within one year exceeded the interest-bearing liability maturing or repricing within the same time period.

Interest Rate Sensitivity

	At December 31, 2004
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Three Years	Over Three Years	Total
Assets:
Fed funds sold	$3,780,000	$—	$—	$—	$3,780,000
Investment securities	389,800	546,000	2,085,258	273,000	3,294,058
Loans	15,829,068	1,209,964	6,151,706	1,124,552	24,315,290

	19,998,868	1,755,964	8,236,964	1,397,552	31,389,348

Liabilities:
Demand	194,712	584,137	1,559,570	3,897,053	6,235,472
NOW	138,006	417,017	1,112,046	1,106,046	2,773,115
Money Market	10,660,033	—	—	—	10,660,033
Savings	41,023	117,065	316,177	314,176	788,441
Sweep	1,086,676	—	—	—	1,086,676
Certificates less than $100,000	123,413	1,552,236	1,161,605	632,960	3,470,214
Certificates, $100,000 and over	225,000	3,324,766	1,500,000	130,670	5,180,436

	12,468,863	5,995,221	5,649,398	6,080,905	30,194,387

Interest rate sensitivity gap	$7,530,005	$(4,239,257)	$2,587,566	$(4,683,353)	$1,194,961

Cumulative interest rate sensitivity gap	$7,530,005	$3,290,748	$5,878,314	$1,194,961

Interest rate sensitivity gap ratio	1.60%	.29%	1.46%	.23%

Cumulative interest rate sensitivity gap ratio	1.60%	1.18%	1.24%	1.04%

Inflation

Inflation also impacts the banking industry, but the problem with inflation for banking institutions differs substantially from that for non-financial institutions. In industries with a high proportion of property and equipment, there is a greater potential for earnings to be inflated by understated depreciation charges, as well as the potential for significant understatement of the current values of those assets. In industries with high levels of inventories, reported earnings may reflect significant increases in inventory values. Neither of these factors is important in the banking industry since bank assets are primarily monetary assets which move in concert with inflation; however, interest rates earned and paid by banks do not necessarily move in the same direction or magnitude as general inflation. Because Bainbridge Bancshares has an investment in long-term securities and fixed-rate loans, earnings on these assets will not keep up with yields available on alternative investments during periods of rising inflation. Within a one-year horizon, Bainbridge

Bancshares’ assets are more sensitive to changes in interest rates than its liabilities are, so in this respect, inflation has a positive impact on earnings.

Off-Balance Sheet Obligations

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at December 31, 2004.

At December 31, 2004
Commitments to extend credit	$3,187,851
Standby letters of credit	6,000

$3,193,851

Item 7.	Financial Statements.

The financial statements and audit report required by this Item are filed as Exhibit 99.1 to this report and incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this Item.

Item 8A.	Controls and Procedures.

Bainbridge Bancshares’ Chief Executive Officer and Chief Financial Officer have evaluated Bainbridge Bancshares’ disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that Bainbridge Bancshares’ disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in Bainbridge Bancshares’ internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, Bainbridge Bancshares’ internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The directors and executive officers of Bainbridge Bancshares and the Bank are as follows:

Name	Position with Bainbridge Bancshares	Position with the Bank
Roy Adams	Class III Director	Director
William H. Allen	Class I Director	—
Donald Barber	Class III Director	Director
Stanley Brock	Class III Director	—
Winston B. Brock	Class II Director	Director
Mark Burkett	Class I Director	—
Philip Gregory Calhoun	Class I Director	—
Ronnie Cox	Class I Director	Director
Vance Custer	Class II Director	Director
Tracy A. Dixon	Class I Director, President and Chief Executive Officer	Director, President and Chief Executive Officer
John A. Dowdy, Jr.	Class I Director	—
Charles H. Keaton	Class II Director	—
Donna H. Kelley	Chief Financial Officer	Chief Financial Officer
Donald R. Kirksey	Class I Director	Director
Joe Livingston	Class II Director	—
Carroll G. Middleton	Class III Director	—
Roger L. Mills	Class II Director and Secretary	Director
Jack H. Mills	Class II Director	—
E. Dewey Robinson	Class II Director	Director
E. Terril Scott	Class III Director	—
Wayne L. Sirmons	—	Senior Lending Officer
Ralph C. Smith, Jr.	Class I Director	Director
Timothy Lee Smith, Sr.	Class III Director	Director
Charles W. Whittaker	Chairman, Class III Director	Chairman
Homer L. Yarbrough, Jr.	Class III Director	—

Each of the directors, with the exception of Mr. Scott, has been a director of Bainbridge Bancshares since its inception. Mr. Scott has been a director since October 9, 2003. Bainbridge Bancshares has a classified board of directors whereby one-third of the members are elected each year at Bainbridge Bancshares’ Annual Meeting of Shareholders. The officers of Bainbridge Bancshares and the Bank are appointed by the board of directors of Bainbridge Bancshares and the Bank, respectively, and hold office at the will of the respective board.

The following is a biographical summary of each of the directors and executive officers of Bainbridge Bancshares:

Roy Adams, age 54, is a partner in Adams Brothers Construction, located in Bainbridge, Georgia and has also served as its President since its formation in 1993. Adams Brothers Construction specializes in heavy construction, such as land clearing and site preparation, in Decatur County and the surrounding areas.

William H. Allen, age 63, owns and operates Seaborn Printing Company, a commercial printer located in Bainbridge, Georgia, where he has been employed since 1974.

Donald Barber, age 45, is currently the manager of Barber Fertilizer Company, a farming supply business located in Bainbridge, Georgia. Mr. Barber has been with the Barber Fertilizer Company since 1982. In addition, Mr. Barber is also co-owner of R&D Farms, a farming venture located in Decatur County. Mr. Barber received his BS in Agriculture from the University of Georgia in 1982.

Stanley Brock, age 49, has been a partner in Brock Farms, a commercial farm and cattle ranch located in Bainbridge, Georgia since 1973. In addition, Mr. Brock also serves as President of Mt. Pleasant Precooler, a vegetable precooler located in Bainbridge, Georgia. Mr. Brock also serves as the Secretary and Treasurer of Sowega Ice, an ice plant located in Bainbridge, Georgia.

Winston B. Brock, age 63, a licensed pharmacist, owns and operates RX Drugcenter located in Bainbridge, Georgia. Mr. Brock has been with RX Drugcenter since 1967 and acquired the business in 1987. Mr. Brock is the former Chairman of The Georgia Ports Authority, the Bainbridge-Decatur County Development Authority and the Committee of 100 for Industry. In addition, Mr. Brock has also served as President of the Bainbridge Jaycees, Trustee of the Bainbridge College Foundation, Vice President of the Bainbridge-Decatur County Chamber of Commerce and as a director of the Tri-Rivers Development Association.

Mark Burkett, age 43, has been the owner and manager various commercial farming enterprises under Killarney Farms Partnership, located in Jakin, Georgia since 1982. In addition, Mr. Burkett is also the sole owner of Killarney Farm Supply, a peanut buying point, located in Donaldsonville, Georgia, and Killarney Aviation, Inc., a crop dusting business, located in Jakin, Georgia.

Philip Gregory Calhoun, age 42, is the President of Circle C. Farms, Inc., a commercial farm and cattle ranch located in Colquitt, Georgia, where he has worked since 1984. In addition, Mr. Calhoun is also the sole owner and President of GC Sprayer Service, Inc., a crop dusting operation, and GC Housing, Inc., a housing company which specializes in providing housing for migrant workers, both located in Colquitt, Georgia. Mr. Calhoun is also the owner of GC Peanut Co., LLC, a buying point in Donalsonville, Georgia.

Ronnie Cox, age 70, is the manager and former owner of Cox Funeral Home in Bainbridge, Georgia, where he has worked since 1959. In addition, Mr. Cox is the owner of Richmond Hill Funeral Home in Richmond Hill, Georgia and Hospice of Hinesville, a Hospice provider located in Hinesville, Georgia. Mr. Cox is also co-owner of each of Jake A. Hutch Funeral Home in Statesboro, Georgia, Vining Ivy Chapel, a funeral home located in Eatonton, Georgia, J. Mellie

NeSmith Funeral Home, located in Claxton, Georgia and the Waddle House, a restaurant located in Bainbridge, Georgia. Mr. Cox received his BBA from the University of Georgia.

Vance Custer, age 73, serves as Executive Vice President and Director of Production for each of Southeastern Minerals, in Bainbridge Georgia, Eastern Minerals, in Henderson, North Carolina and Marshall Minerals, in Marshall, Texas. Each of these companies is a manufacturing company which specialize in trace minerals for animal feeds. Mr. Custer has been with each of Southeastern Minerals, Eastern Minerals and Marshall Minerals since 1981.

Tracy A. Dixon, age 63, has over 35 years banking experience. Mr. Dixon served as a Director and Vice Chairman of the Board of Directors and Chief Executive Officer of First Community Bank in Bainbridge, Georgia from 1998 until his retirement in 2001. Prior to his work with First Community Bank, from 1991 to 1998 Mr. Dixon was with Bainbridge National Bank where he served as a director and Chief Executive Officer. Mr. Dixon has also served on the board of directors of PAB Bancshares, the bank holding company of First Community Bank in Bainbridge, Georgia, from 1998 to 2000, and on the board of directors of Investors Financial Company, the bank holding company of Bainbridge National Bank, from 1991 to 1998. Mr. Dixon has served as President and Director of the Bainbridge – Decatur County Chamber of Commerce, the Bainbridge/Decatur County Development Authority, the Bainbridge Rotary Club, the Bainbridge/Decatur County Y.M.C.A. and the Bainbridge Country Club.

John A. Dowdy, Jr., age 54, is a partner in the certified public accounting firm of Dowdy, Whittaker & Youmans, located in Bainbridge, Georgia, where he has been employed since 1976. He also serves as a director of Danimer Scientic and Grace Christian Academy.

Donna H. Kelley, age 45, has over 24 years experience in the banking industry. From November 2002 until December 2003, Ms. Kelley served as Assistant Vice President and Customer Service Supervisor for The Park Avenue Bank in Bainbridge, Georgia. Prior to joining The Park Avenue Bank, Ms. Kelley was with First Community Bank of Southwest Georgia from January 1999 to November 2002 where she served as Assistant Vice President – Operations and Customer Service.

Donald R. Kirksey, age 68, retired in June 2003. Prior to his retirement, Mr. Kirksey owned and managed Don Kirksey GM, an automobile dealership located in Bainbridge, Georgia. Mr. Kirksey also owns, but is not actively involved in the daily operations of, Kay Ford, Inc., an automobile dealership located in Colquitt, Georgia. In addition, Mr. Kirksey previously served on the board of directors of First Port City Bank, a commercial bank located in Bainbridge, Georgia.

Joe Livingston, age 46, is Chairman of the Hospital Authority of Decatur County and serves on the Board of Trustees of Andrew College. He is also President of Livingston Resource Management and Livingston Realty in Bainbridge, Georgia.

Carroll G. Middleton, age 52, has served as President of Construction CGM, Inc, a general contracting business, located in Colquitt, Georgia, which Mr. Middleton also owns.

Jack H. Mills, age 59, has been with Roberts Pharmacy since 1968. Mr. Mills is also co-owner of Tri-State Home Medical, a home medical equipment sales and rental service located in Donalsonville, Georgia.

Roger L. Mills, age 49, has owned and operated his own orthodontics practice, located in Bainbridge, Georgia, since 1991.

E. Dewey Robinson, age 69, has since 1981 been the owner and manager of Robinson Motors, Inc., an automobile and truck dealership located in Bainbridge, Georgia. Mr. Robinson is also the co-owner and President of Peoples Loan Service, Inc., a consumer financing operation, located in Bainbridge and Cairo, Georgia and is the co-owner and President of Decatur Broadcasting, the parent of an AM radio station broadcasting from Bainbridge, Georgia. In addition, Mr. Robinson owns River Plaza Shopping Center, a retail shopping complex located in Bainbridge, Georgia . Mr. Robinson currently serves as Chairman of the Board of the Salvation Army of Bainbridge and is on the executive committee of the Bainbridge College Foundation.

E. Terril Scott, age 48, has since 1974 owned and operated his own farm in Brinson, Georgia. Mr. Scott is also involved in other farming enterprises located in an around Bainbridge, Georgia. Mr. Scott is also the owner of Spring Creek Cooler and co-owner of Spring Creek Produce, both of which are produce processing operations located in Bainbridge, Georgia.

Wayne L. Sirmons, age 54, the Senior Lending Officer of the Bank, has over 24 years experience in the banking industry. From September 1998 through December 2003 Mr. Sirmons was employed by The Park Avenue Bank and First Community Bank, which was acquired by The Park Avenue Bank, as Vice President – Commercial/Consumer Lender.

Ralph C. Smith, Jr., age 67, has had his own law practice, Ralph Clarence Smith, Jr. Attorney. Mr. Smith also currently serves as the Chief Magistrate of Decatur County. Mr. Smith is also a former director of First Port City Bank in Bainbridge, Georgia.

Timothy Lee Smith, Sr., age 47, has served as a general agent for Reliastar Life Insurance Company of Minneapolis, Minnesota since 1984. Reliastar specializes in life and health insurance products. In addition, Mr. Smith also owns Tim Smith & Associates Insurance, Inc., a general insurance agency located in Bainbridge, Georgia, Tim Smith & Associates, Inc, a farming and commercial hunting enterprise located in Bainbridge, Georgia and Tim Smith Properties, a real estate rental agency located in Decatur County, Georgia.

Charles W. Whittaker, age 54, is a partner in the certified public accounting firm of Dowdy, Whittaker & Youmans, located in Bainbridge, Georgia. In addition Mr. Whittaker is the co-owner and Managing Member of ATS Partners, LLC, a seedling nursery located in Bainbridge, Georgia. Mr. Whittaker also is the President and owner of Goldtowne, Inc. and Vice President of Satyr, Inc., each of these entities own rental and investment real estate in Southwest Georgia. He serves on the Board of Directors of Friendship House, an organization which provides for school and summer reading programs and activities for minority and low income children in Bainbridge. He also serves on the Board of Directors and as treasurer of Bainbridge Country Club. He has previously served on the Board of Grace Christian Academy, Bainbridge-Decatur County Chamber of Commerce, and the Bainbridge Lions Club.

Homer L. Yarbrough, Jr., age 54, has served as the President of Yarbrough Farms, Inc., a commercial farming enterprise located in Bainbridge, Georgia. Mr. Yarbrough is also a co-owner of Yarbrough Farms, Inc. Mr. Yarborough is a member of the Bainbridge College Board of Trustrees. In addition, Mr. Yarbrough served as a director of the Decatur County Board of Education for 12 years, including serving as Chairman for four years.

Other than Messrs. Ralph Smith and Tim Smith who are first cousins, there are no family relationships between any of our directors or executive officers.

Directors of the Bank serve for a term of one year and are elected each year at the Bank’s Annual Meeting of Shareholders.

Bainbridge Bancshares is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

Audit Committee

The Audit Committee of the Board of Directors of Bainbridge Bancshares is currently composed of Charles W. Whitaker, Donald R. Kirksey, Ralph C. Smith, Jr., Roger L. Mills and Timothy Lee Smith, Sr. The Audit Committee reviews and makes recommendations to the Board of Directors on the company’s audit procedures and independent auditors’ report to management and recommends to the Board of Directors the appointment of independent auditors for the company. The Audit Committee reviews and pre-approves all audit and non-audit services performed by the company’s auditing accountants, or other accounting firms, other than as may be allowed by applicable law. All members of the Audit Committee are “independent” as the term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has determined that Mr. Whitaker is an “audit committee financial expert,” as defined by SEC rules.

Code of Ethics

Bainbridge Bancshares has adopted a code of ethics applicable to its Chief Executive Officer and its Chief Financial Officer, a copy of which is attached to this Report at Exhibit 14.1.

Item 10.	Executive Compensation.

The following tables provide certain summary information for the fiscal year ended December 31, 2004 concerning compensation paid or accrued by Bainbridge Bancshares to or on behalf of Bainbridge Bancshares’ Chief Executive Officer.

Summary Compensation Table

		Annual Compensation				Long-term Compensation
Name	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options
Tracy A. Dixon	2004	$100,000	$5,000	$7,200	(1)	30,000

(1)	Represents automobile allowance and country club dues.

Option Grants in 2004

Name	Number of shares underlying options granted	Percentage of total options granted to employees in 2004	Exercise price per share	Expiration date
Tracy A. Dixon	30,000	88.2%	$10.00	4/5/2014

No stock options were exercised by any optionee during fiscal 2004. The following table provides information regarding the number and value of options held by the Chief Executive Officer at December 31, 2004:

Fiscal Year End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable / Unexercisable(1)
Tracy A. Dixon	0 / 30,000	$ 0 /$ 0

(1)	Dollar values calculated by determining the difference between the estimated fair market value of Bainbridge Bancshares’ common stock at December 31, 2004 ($10.00) and the exercise price of such options ($10.00). Because no organized trading market exists for the common stock of Bainbridge Bancshares, the fair market value was computed by reference to the offering price of the common stock in the company’s initial public offering.

Employment Agreement with Chief Executive Officer

On May 1, 2003, Bainbridge Bancshares entered into an employment agreement with Tracy A. Dixon, which agreement was subsequently amended in December 2003, pursuant to which Mr. Dixon is employed as President and Chief Executive Officer of the Bank for a period beginning on May 1, 2003 and ending on April 1, 2006. Under the employment agreement, Mr. Dixon is entitled to receive a minimum annual base salary of $100,000, which may be increased from time to time in the sole discretion of the board of directors of the Bank. In addition, Mr. Dixon is provided with an automobile allowance of $500 per month.

Beginning on the second anniversary of the Bank’s opening for business and on each successive anniversary, Mr. Dixon shall be eligible to receive, in addition to his base salary, such performance bonuses as determined in the discretion of the board of directors of the Bank.

The employment agreement provides for the grant of stock options to Mr. Dixon to purchase 30,000 shares of the common stock of Bainbridge Bancshares, at a purchase price of $10.00 per share, pursuant to the incentive stock option plan adopted by Bainbridge Bancshares’ board of directors. One-third of these options will vest beginning on the first anniversary of the Bank opens for business, and one-third will vest on each of the two successive anniversaries. All such options will be exercisable for a period of ten years from the date of grant.

The employment agreement also provides that Mr. Dixon will receive any and all benefits, such as health, hospitalization, disability, and term life insurance, generally made available to other senior executives of Bainbridge Bancshares and the Bank.

Mr. Dixon has agreed to a non-compete and non-solicitation provision pursuant to which he agrees that, through the actual date of termination of the employment agreement and for a period of twelve months after that time, he will not, without the prior written consent of the Bank, either directly or indirectly serve as an executive officer of any bank, bank holding company, or other financial institution within the primary service area of the Bank.

The employment agreement further provides that if Mr. Dixon is terminated without cause, he will be entitled to receive a payment equal to his then base salary for a period of six months and reimbursement of up to $3,000 in fees incurred in connection with outplacement counseling or services.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2005 with respect to ownership of our common stock by each of our directors, all of our executive officers and directors, as a group, and each person who beneficially owns in excess of 5% of the outstanding shares of our common stock. Unless otherwise indicated, each person has sole voting and investment power with respect to shares shown as beneficially owned by such person.

Name of Owner	Number		Percentage
Roy Adams	38,933	(1)	6.0%
Philip Gregory Calhoun	33,333	(1)	5.1%
Ronnie Cox	33,333	(1)	5.1%
E. Dewey Robinson	33,733	(1)(10)	5.2%
E. Terril Scott	33,333	(1)(11)	5.1%
Winston B. Brock	27,778	(2)	4.3%
Vance Custer	27,778	(2)	4.3%
Tracy A. Dixon	26,146	(3)	3.9%
Stanley Brock	22,222	(4)	3.4%
John A. Dowdy, Jr.	22,222	(4)(12)	3.4%
Timothy Lee Smith	22,222	(4)	3.4%
Charles W. Whittaker	13,939	(5)	2.1%
Jack H. Mills	11,111	(6)	1.7%
Carroll G. Middleton	11,261	(6)(13)	1.7%
William H. Allen	12,111	(6)	1.9%
Donald Barber	11,111	(6)	1.7%
Mark Burkett	11,111	(6)	1.7%
Charles H. Keaton	11,111	(6)	1.7%
Roger L. Mills	13,222	(7)(14)	2.0%
Homer L. Yarbrough, Jr.	11,111	(6)(15)	1.7%
Donald R. Kirksey	5,556	(8)	*
Joe Livingston	5,556	(8)	*
Wayne L. Sirmons	3,000		*
Ralph C. Smith, Jr.	1,111	(9)	*

All organizers and executive officers as a group (25 persons)	442,846		62.7%

*	Less than 1%.

(1)	Includes 3,333 shares subject to stock purchase warrants exercisable within 60 days.

(2)	Includes 2,778 shares subject to stock purchase warrants exercisable within 60 days.

(3)	Includes 1,111 shares subject to stock purchase warrants exercisable within 60 days and 15,000 shares subject to stock options exercisable within 60 days.

(4)	Includes 2,222 shares subject to stock purchase warrants exercisable within 60 days.

(5)	Includes 1,389 shares subject to stock purchase warrants exercisable within 60 days.

(6)	Includes 1,111 shares subject to stock purchase warrants exercisable within 60 days.

(7)	Includes 1,222 shares subject to stock purchase warrants exercisable within 60 days.

(8)	Includes 556 shares subject to stock purchase warrants exercisable within 60 days.

(9)	Includes 111 shares subject to stock purchase warrants exercisable within 60 days.

(10)	Includes 10,000 shares held jointly with Joyce S. Robinson, Raleigh Robinson, Michael D. Robinson and Edgar M. Robinson by E. Dewey. Also includes 400 shares held by Joyce S. Robinson jointly with Ivy Robinson, Paige Robinson, Christopher Vanier and Shanna Vanier, and as to which Mr. Robinson disclaims beneficial ownership.

(11)	Includes 30,000 shares held by Terril Scott Properties, which is owned by Mr. Scott.

(12)	Includes 13,500 shares held by Dowdy Investments Two Partnership, of which Mr. Dowdy is a partner.

(13)	Includes 150 shares held as custodian for minor child and 10,000 shares held by Construction CGM,, Inc., of which Mr. Middleton is the President and owner.

(14)	Includes 1,000 shares held by Mr. Mills’ wife, as to which beneficial ownership is disclaimed.

(15)	Includes 10,000 shares held by Yarbrough Farms, Inc., of which Mr. Yarbrough is President.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding equity compensation plans and arrangements of Bainbridge Bancshares.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1998 Stock Option Plan)	34,000	$10.00	66,000
Equity compensation plans not approved by security holders (organizer warrants)	124,832	$10.00	0

Total	158,832	$10.00	66,000

Item 12.	Certain Relationships and Related Transactions.

The Bank has awarded the contract for construction of the Bank’s permanent headquarters building to Construction CGM, Inc., of which Carroll Middleton (one of the members of the board of directors of Bainbridge Bancshares) is President and owner. Prior to awarding the contract, the Bank solicited bids from five construction firms, including Construction CGM. The lowest bid received was approximately $1.8 million. Following this bidding process, the Bank negotiated with Construction CGM to complete the construction for an estimated price of $1.6 million. The board of directors of the Bank believes that the construction contract contains terms, including price, not less favorable to the Bank than could have obtained from parties unaffiliated with the Bank.

The Bank extends loans from time to time to certain of the directors of Bainbridge Bancshares, their associates and members of their immediate families. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with Bainbridge Bancshares or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.		Description of Exhibit
3.1	-	Articles of Incorporation of Bainbridge Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 filed by Bainbridge Bancshares, Inc. on October 311, 2003 (the “SB-2”))

3.2	-	Bylaws of Bainbridge Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the SB-2)

4.1	-	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the SB-2)

10.1	-	Employment Agreement, as amended, by and between Bainbridge Bancshares and Tracy A. Dixon (incorporated by reference to Exhibit 10.2 of the SB-2)

10.4	-	2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the SB-2)

10.5	-	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the SB-2)

14.1	-	Code of Ethics

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

32.1	-	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	-	Financial Statements and Report of Independent Registered Public Accounting Firm

Item 14.	Principal Accountant Fees And Services

Fees Paid to Independent Accounting Firms

Audit Fees. For 2004, the aggregate amount of fees billed or to be billed to the Company by Mauldin & Jenkins, LLC for services rendered by it for the audit of the Company’s financial statements and for services normally provided in connection with statutory and regulatory filings was $37,750 .

Audit-Related Fees. For 2004, the aggregate amount of fees billed or to be billed to the Company by Mauldin & Jenkins, LLC for assurance and consultation concerning financial accounting and reporting standards reasonably related to the performance of the audit services rendered by them was $7,400.

Tax Fees. For 2004, the aggregate amount of the fees billed or to be billed to the Company by Mauldin & Jenkins, LLC for tax compliance services was $4,100.

Other Fees. Mauldin & Jenkins, LLC did not bill the Company for any other services provided during 2004.

The Company did not engage Mauldin & Jenkins, LLC to provide any non-audit related services to the Company during the period covered by this report.

The Audit Committee is also responsible for the pre-approval of all non-audit services provided by the independent auditors. Non-audit services are only provided by the Company’s auditors to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute no more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee to whom authority to grant such approval has been delegated by the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized.

BAINBRIDGE BANCSHARES, INC.

March 30, 2005	/s/ Tracy A. Dixon
Tracy A. Dixon President and Chief Executive Officer (principal executive officer)

March 30, 2005	/s/ Donna H. Kelley
Donna H. Kelley Chief Financial Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 30, 2005.

Signature	Title	Signature	Title

/s/ Charles Whittaker Charles Whittaker	Chairman	Charlie Keaton	Director

/s/ Tracy A. Dixon Tracy A. Dixon	Director, President and Chief Executive Officer	/s/ Don Kirksey Don Kirksey	Director

/s/ Roy Adams Roy Adams	Director	Joe Livingston	Director

/s/ William H. Allen William H. Allen	Director	Carroll Middleton	Director

/s/ Donald Barber Donald Barber	Director	/s/ Roger Mills Roger Mills	Director

Stanley Brock	Director	Jack H. Mills	Director

/s/ Winston Brock Winston Brock	Director	/s/ E. Dewey Robinson E. Dewey Robinson	Director

Mark H. Burkett	Director	Terril Scott	Director

Greg Calhoun	Director	/s/ Ralph Smith Ralph Smith	Director

/s/ Ronnie Cox Ronnie Cox	Director	/s/ Tim Smith Tim Smith	Director

/s/ Vance Custer Vance Custer	Director	Butch Yarbrough	Director

Johnny Dowdy	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

EXHIBIT INDEX

Exhibit No		Description
3.1	-	Articles of Incorporation of Bainbridge Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 filed by Bainbridge Bancshares, Inc. on October 311, 2003 (the “SB-2”))

3.2	-	Bylaws of Bainbridge Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the SB-2)

4.1	-	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the SB-2)

10.1	-	Employment Agreement, as amended, by and between Bainbridge Bancshares and Tracy A. Dixon (incorporated by reference to Exhibit 10.2 of the SB-2)

10.4	-	2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the SB-2)

10.5	-	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the SB-2)

14.1	-	Code of Ethics

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

32.1	-	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	-	Financial Statements and Report of Independent Registered Public Accounting Firm