Form 10QSB
period 2005-03-31
BAINBRIDGE BANCSHARES INC
filed 2005-05-16
CIK 1266525

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 653,334 shares of the Registrant’s common stock outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒.

BAINBRIDGE BANCSHARES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAINBRIDGE BANCSHARES, INC.

Consolidated Balance Sheet

March 31, 2005

(Unaudited)

Assets
Cash and due from bank	$1,419,315
Federal funds sold	5,010,000
Securities available for sale, at fair value	3,737,648
Restricted securities	222,300

Loans	27,289,891
Less allowance for loan losses	(295,000)

Loans, net	26,994,891

Premises and equipment, net	1,344,519
Other assets	365,360

$39,094,033

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing demand	$5,346,589
Interest-bearing demand and savings	13,299,682
Time deposits	14,364,170

Total deposits	33,010,441

Other liabilities	119,713

Total liabilities	33,130,154

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—
Common stock, no par value, 10,000,000 shares authorized; 653,334 shares issued and outstanding	6,487,176
Accumulated deficit	(487,025)
Accumulated other comprehensive loss	(36,272)

Total shareholders’ equity	5,963,879

$39,094,033

See Notes to Consolidated Financial Statements.

BAINBRIDGE BANCSHARES, INC.

Consolidated Statement of Income and Comprehensive Income

Three Months Ended March 31, 2005

(Unaudited)

Interest income
Interest and fees on loans	$464,479
Interest on investment securities	40,019
Interest on federal funds sold	24,315

528,813

Interest expense
Interest on deposits	134,189

Net interest income	394,624
Provision for loan losses	45,000

Net interest income after provision for loan losses	349,624

Other income
Service charges on deposit accounts	39,080
Other fees and income	3,950

43,030

Other expenses
Salaries and employee benefits	136,528
Premises and fixed assets	39,419
Other expenses	96,754

272,701

Net income	119,953

Other comprehensive loss:
Unrealized losses on securities available for sale, net of deferred tax of $10,171	(29,915)

Comprehensive income	$90,038

Basic and diluted earnings per share	$0.18

See Notes to Consolidated Financial Statements.

BAINBRIDGE BANCSHARES, INC.

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005

(Unaudited)

Cash flows from operating activities
Net income	$119,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,667
Provision for loan losses	45,000
Increase in interest receivable	(22,919)
Decrease in interest payable	(44,246)
Other operating activities, net	48,596

Net cash provided by operating activities	165,051

Cash flows from investing activities
Purchase of investment securities	(1,496,081)
Proceeds from maturities of securities available for sale	806,364
Net increase in federal funds sold	(1,230,000)
Net increase in loans	(2,974,601)
Purchase of premises and equipment	(380,015)
Purchases of restricted equity securities	(21,500)

Net cash used in investing activities	(5,295,833)

Cash flows from financing activities
Net increase in deposits	2,816,054
Exercise of warrants	33,340

Net cash provided by financing activities	2,849,394

Net decrease in cash and due from banks	(2,281,388)

Cash and due from banks at beginning of year	3,700,703

Cash and due from banks at end of period	$1,419,315

See Notes to Consolidated Financial Statements.

BAINBRIDGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization:

Bainbridge Bancshares, Inc. (the “Company”) was incorporated on June 25, 2003 to operate as a bank holding company pursuant to the Federal Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of First National Bank of Decatur County (the “Bank”), an association organized under the laws of the United States, which conducts a general banking business in Bainbridge, Georgia. In March 2004, the Company obtained regulatory approval to become a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance. In April 2004, the Bank was chartered as a national bank subject to regulations by the Office of the Comptroller of the Currency and commenced banking operations.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All adjustments are of a normal recurring nature.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Material Accounting Changes:

During the quarter ended March 31, 2005, there were no changes in the Company’s critical accounting policies. These policies are described in greater detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Income Taxes:

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in the tax rates and laws.

Accounting Standards:

In the first quarter of 2005, the Financial Accounting Standards Board delayed the effective date of Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, until the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted or vesting after the required effective date and to awards modified, repurchased or cancelled after that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share:

Basis earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Potential common shares consist of stock options.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

March 31, 2005
Net income	$119,953

Weighted average number of common shares outstanding	650,296
Effect of dilutive options	—

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	650,296

Stock Compensation Plans:

At March 31, 2005, the Company had a stock-based employee compensation plan, which is described in more detail in the Company’s Form 10-KSB for the year ended December 31, 2004. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation Plans: (Continued)

Quarter Ended March 31, 2005
Net income, as reported	$119,953
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—

Pro forma net income	$119,953

Earnings per share:
Basic - as reported	$.18

Basic - pro forma	$.18

Diluted - as reported	$.18

Diluted - pro forma	$.18

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion is intended to assist in an understanding of the Company’s financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in this report and the financial statements and related notes and Management’s Discussion and Analysis appearing in the Company’s Form 10-KSB for the year ended December 31, 2004.

Overview

The Company was incorporated in Georgia in June 2003 to serve as a holding company for the Bank, a national banking association then in organization. For approximately the first ten months following its incorporation, the main activities of Bainbridge Bancshares centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities and premises, hiring and training Bank employees, and conducting an initial public offering of common stock to raise a minimum of $5.1 million to fund the startup of the Bank. Bainbridge Bancshares sold a total of $6.5 million of stock in the offering, the maximum amount offered, and in April 2004, the Bank commenced banking operations.

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

The Company is closely monitoring certain portions of its loan portfolio that management believes have a higher credit risk profile under the current environment based solely upon their industry classification which includes commercial real estate. Based on current information, the Company has not identified any problem credits included in these categories at March 31, 2005, except for one $6,000 loan which the Company has classified as substandard.

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

Financial Condition

As of March 31, 2005, the Company’s total assets were $39,094,033, representing an increase of $2,973,935 or 8.2% from December 31, 2004. Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets reflects management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2005, the Company had federal funds sold of $5,010,000 representing an increase of $1,230,000, or 32.5%, from December 31, 2004.

Investment securities consist of U.S. Government and Agency securities and mortgage-backed securities. These investments are used to provide liquidity, mitigate risk and secure large public fund deposits. During the first quarter of 2005, investment securities increased $644,390 due to purchases of securities. All securities are classified as available for sale and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2005, net loans were $26,994,891. The loan portfolio increased $2,929,601, or 12.2%, during the first quarter. At March 31, 2005, the allowance for loan losses was $295,000, or 1.08%, of total loans. Management believes this is an adequate, but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2005, the provision for potential loan losses was $45,000, as a result of the growth of the loan portfolio.

Non-earning assets consist of premises and equipment and other assets. Premises and equipment increased during the quarter as a result of the construction costs for our permanent facility. Other assets consist primarily of accrued interest receivable and increased $68,484 as a result of the larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place, but at a level that it can safely re-invest the funds profitably. At March 31, 2005, total deposits were $33,010,441 as compared to the year-end amount of $30,194,387. This is an increase of $2,816,054 or 9.3%. During the first quarter of 2005, the Company increased its overall deposits to fund future growth using the current low rate environment.

Capital Adequacy

The following table presents the Bank’s regulatory capital position as of March 31, 2005.

Tier 1 Capital to Risk Weighted Assets, actual	26.33%
Tier 1 Capital minimum requirement	4.00%

Total Capital to Risk Weighted Assets, actual	25.08%
Total Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	14.71%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Bank’s ratios are well above the required regulatory minimums under capital adequacy guidelines and provide a sufficient basis to support future growth of the Bank.

Results of Operations

Net income for the three months ended March 31, 2005 was $119,953. Total interest income was $528,813 for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2005 was $134,189. Net interest income after the provision for loan losses was $349,624 for the three months ended March 31, 2005. This is the combined result of the increased level of earning assets. Management is currently pursuing growth in earning assets.

Non-interest expense was $272,701 for the quarter ended March 31, 2005. The largest non-interest expense item was salary and employee benefits, which was $136,528 in the current quarter.

Basic and diluted earnings per share for the three months ended March 31, 2005 was $0.18.

Forward-Looking Statements

This document contains statements that constitute “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words “believe”, “estimate”, “expect”, “intend”, “anticipate” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates that they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that the actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Report on Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BAINBRIDGE BANCSHARES, INC.

Date: May 13, 2005	/s/ Tracy A. Dixon
Tracy A. Dixon,
President
(Principal executive officer)

Date: May 13, 2005	/s/ Donna H. Kelley
Donna H. Kelley
Chief Financial Officer